Form 10-K
period 2001-12-31
HELLER EQUIPMENT ASSET RECEIVABLES TRUST 1999-2
filed 2002-04-01
CIK 1137644

                                                                            2001
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K
(Mark One)
    /|X|/      ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001

                                       OR

     / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number 333-30207-02

                           Heller Funding Corporation
         (on behalf of Heller Equipment Asset Receivables Trust 1999-2)
             (Exact name of registrant as specified in its charter)

                Delaware                                 36-4165546
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

500 West Monroe Street, Chicago, Illinois                  60661
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (312) 441-7246

        Securities registered pursuant to Section 12(b) of the Act: None.

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No __.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

      Aggregate market value of voting stock held by non-affiliates: None.

     Number of shares of Common Stock outstanding at December 31, 2001: None
                   Documents incorporated by reference: None.

PART I

ITEM 1.  BUSINESS
         Not applicable.

ITEM 2.  PROPERTIES

         The property of Heller Equipment Asset Receivables Trust 1999-2, a limited purpose Delaware business trust (the "Trust"), consists primarily of (a) a pool of contracts originated or acquired by Heller Financial, Inc. or its wholly-owned subsidiary, Heller Financial Leasing, Inc., consisting of (i) conditional sale agreements, promissory notes with related security agreements, finance leases, installment payment agreements, and similar types of financing agreements with end-users of printing, pre-press, machine tool, plastics, computer hardware, computer software, restaurant, transportation, energy related, medical, and industrial equipment, certain computer software and related support and consulting services, together with certain rights of Heller Financial, Inc. or Heller Financial Leasing, Inc. under finance program agreements an assignments with vendors of financed equipment, as well as a security interest in the equipment, and (ii) limited recourse contractual payment obligations (which may take the form of promissory notes) payable by vendors and secured by the vendor's interest in end-user contracts originated by such vendor, and by the equipment related to such end-user contracts, and (b) collections on such contracts due or received after December 14, 1999 or, in the case of additional contracts or substitute contracts, their applicable cutoff dates.

ITEM 3.  LEGAL PROCEEDINGS
         There are no material pending legal proceedings with respect to the Trust or the Registrant.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA
         Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         Not applicable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         Not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         Not applicable.

ITEM 11. EXECUTIVE COMPENSATION
         Not applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Not applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Trust has no directors or officers, and neither the Trust nor the Registrant is aware of any person or entity that beneficially owns in excess of 5% of any series of Notes.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         (a)  Exhibits:

              99.1 Annual Summary Statement
              99.2 Annual Statement of Compliance

         (b)  Reports on Form 8-K

              The Registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated January 16, 2001, February 14, 2001, March 14, 2001, April 16, 2001, May 14, 2001, June 14, 2001, July 16, 2001,
August 14, 2001, September 14, 2001, October 15, 2001, November 14, 2001 and December 14, 2001.

         (c)  See (a) above.

         (d)  Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated: April 1, 2002
        --------------

                                       HELLER FUNDING CORPORATION

                                       By: /s/ Randolph T. Brown
                                           -------------------------------------
                                           Randolph T. Brown
                                       Title: President (principal executive
                                              officer)


                                       By: /s/ Randolph T. Brown
                                           -------------------------------------
                                           Randolph T. Brown
                                       Title: Treasurer (principal financial and
                                              accounting officer)


                                       By: /s/ Stephen W. Archer
                                           -------------------------------------
                                           Stephen W. Archer
                                       Title: Executive Vice President
                                              and Assistant Secretary


                                       By: /s/ Nancy E. Barton
                                           -------------------------------------
                                           Nancy E. Barton
                                           Title: Director

                                  EXHIBIT INDEX


Exhibit
Number   Document Description
-------  --------------------

99.1     Annual Summary Statement
99.2     Annual Statement of Compliance